Form 10-K/A
period 1999-12-31
ACE SECURITIES CORP MORT LENDERS NETWORK EQUITY LN TR 1999-2
filed 2001-05-02
CIK 1098217

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-56213-04

Mortgage Lenders Network Home Equity Loan Trust
Asset Backed Notes, Series 1999-2
(Exact name of registrant as specified in its charter)



New York                          N/A
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 24, 2000, on behalf of Mortgage Lenders Home Equity Loan Trust Asset Backed Notes, Series 1999-2 established pursuant to the Indenture Agreement among Mortgage Lenders Network Home Equity Loan Trust 1999-2, as the Issuer , and Wells Fargo Bank Minnesota, National Association, as Indenture Trustee pursuant to which the Mortgage Lenders Home Equity Loan Trust Asset Backed Notes, Series 1999-2 registered under the Securities Act of 1933 the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 1999.

                     a)   MORTGAGE LENDERS NETWORK USA INC <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 1999.

                     a)  MORTGAGE LENDERS NETWORK USA INC <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 1999.

                     a)   MORTGAGE LENDERS NETWORK USA INC <F1>

              (99.4) Aggregate Statement of Principal and
                      Interest Distributions to Certificate
                                  Holders. <F2>

              (b)On  November  3, 1999,  a report on Form 8-K was filed in order
                 to  provide  the  Pooling  and  Servicing   Agreement  for  the
                 Certificates.

                 No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


Mortgage Lenders Network Home Equity Loan Trust
Asset Backed Notes, Series 1999-2

Signed:   Wilmington Trust Company as Owner Trustee

By:   Rosemary Pantano, Officer
By:  /s/  Rosemary Pantano, Officer

Dated:  April 6, 2001


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1999.

                    a)  MORTGAGE LENDERS NETWORK USA INC <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1999.

                     a)  MORTGAGE LENDERS NETWORK USA INC <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1999.

                     a)   MORTGAGE LENDERS NETWORK USA INC. <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.


             EX-99.1 (a)
      Annual Independant Accountant's Servicing Report

GRANT THORNTON (LOGO)

Accountants and
Management Consultants
Grant Thornton LLP
The US Member Firm of
Grant Thornton International




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE
AUDIT PROGRAM FOR MORTGAGE BANKERS AND MANAGEMENT ASSERTION

To the Board of Directors of
Mortgage Lenders Network USA, Inc. and Subsidiaries

We have examined management's assertion about Mortgage Lenders Network, USA, Inc. and Subsidiaries (the "Company") compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended September 30, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Mortgage Lenders Network USA, Inc. and Subsidiaries complied with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000 is fairly stated, in all material respects.


Grant Thornton LLP
Boston, Massachusetts
November 17, 2000

98 N. Washington St.
Boston, MA  02114-1913
Tel:  617 723-7900
Fax:  617 723-3640


     EX-99.2 (a)
   Report of Management


Mortgage Lenders Network USA

Middlesex Corporate Center
Eleventh Floor, 213 Court Street
Middletown, Connecticut 06457
860 344 5700
860 344 5707 Fax

November 17, 2000


Grant Thornton LLP
Certified Public Accountants
98 North Washington Street
Boston, MA 02114-1913

Gentlemen:

As of and for the year ended September 30, 2000, Mortgage Lenders Network USA, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Mortgage Lenders Network USA, Inc. had in effect a fidelity bond of $10,000,000 and errors and omissions policy in the amount of $5,000,000.

Very truly yours,

Mortgage Lenders Network USA, Inc.


Mitchell Hellerman, President & Chief Executive Officer

Randal S. Roberge, Senior Vice President & Chief Financial Officer

Kevin J. Small, Senior Vice President & Chief Credit Officer


     EX-99.3 (a)
  Annual Statement of Compliance

MLN USA (LOGO)

Mortgage Lenders Network USA, Inc.

Servicing Department
213 Court Street
Middletown, Connecticut  06457-3387
800 691 0929
860 344 5719


FORM OF ANNUAL STATEMENT AS TO COMPLIANCE

The undersigned, Mortgage Lenders Network (the "Servicer"), in its capacity as Servicer under that certain Servicing Agreement dated as of November 1, 1999 (the "Servicing Agreement") among Mortgage Lenders Network Home Equity Loan Trust 1999-2, as Issuer, Mortgage Lenders Network USA, Inc., as Servicer, and Norwest Bank Minnesota, National Association, as Indenture Trustee, does hereby certify pursuant to Section 2.08 of the Servicing Agreement that as of the 22nd day of December, 2000:



(a) review of the activities of the Servicer for the year ended December 31, 2000 and of its performance under the Servicing Agreement has been made under my supervision, and


(b) to the best of my knowledge, based on such review, the Servicer has fulfilled all of its material obligations under the Servicing Agreement throughout such year.

IN WITNESS WHEREOF, I have hereunto signed my name as of the 22nd day of December, 2000.

Name:  Sandra Daversa Jarish
Title: Vice President